Form 10-Q
period 2002-03-31
ALLEGHENY ENERGY SUPPLY CO LLC
filed 2002-05-15
CIK 1159157

Page 1 of 40

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 333-72498

ALLEGHENY ENERGY SUPPLY COMPANY, LLC
(Exact name of registrant as specified in its charter)

Delaware 23-3020481 (State of Incorporation) (I.R.S. Employer Identification No.)

10435 Downsville Pike, Hagerstown, Maryland 21740-1766
Telephone Number 301-790-3400

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and (2) has been subject to such filing requirements for the past 90 days.

Allegheny Energy Supply Company, LLC, (the Registrant) is a Delaware limited liability company whose members are Allegheny Energy, Inc. and ML IBK Positions, Inc.

2

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Form 10-Q for Quarter Ended March 31, 2002

Index	Page No.

PART I - FINANCIAL INFORMATION:
ITEM 1. - FINANCIAL STATEMENTS:
Consolidated Statement of Operations - Three months ended March 31, 2002 and 2001	3
Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4
Consolidated Balance Sheet - March 31, 2002 And December 31, 2001	5-6
Consolidated Statement of Comprehensive Income - Three months ended March 31, 2002 and 2001	7
Notes to Consolidated Financial Statements	8-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34-38
PART II - OTHER INFORMATION	39-40

3

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2002	2001*
Operating revenues:
Retail	$ 19,008	$ 51,918
Wholesale	1,366,951	856,600
Affiliated	307,930	295,290
Total operating revenues	1,693,889	1,203,808

Cost of revenues:
Fuel consumed for electric generation	113,567	100,653
Purchased energy and transmission	1,323,151	934,529
Cost of revenues	1,436,718	1,035,182
Net revenues	257,171	168,626

Other operating expenses:
Operation expense	79,310	56,795
Depreciation and amortization	28,836	17,533
Taxes other than income taxes	16,840	17,330
Total other operating expenses	124,986	91,658
Operating income	132,185	76,968

Other income and expenses	(1,029)	2,111

Interest charges:
Interest charges	34,694	14,155
Interest capitalized	(3,212)	(865)
Total interest charges	31,482	13,290
Consolidated income before income taxes, minority interest, and
cumulative effect of accounting change	99,674	65,789

Federal and state income taxes	36,758	22,481

Minority interest	1,134	1,488

Consolidated income before cumulative effect of accounting change	61,782	41,820
Cumulative effect of accounting change, net		(31,147)
Consolidated net income	$ 61,782	$ 10,673

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
4
ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2002	2001*
Cash flows from operations:
Consolidated net income	$ 61,782	$ 10,673
Cumulative effect of accounting change, net of taxes		31,147
Consolidated income before cumulative effect of
accounting change	61,782	41,820

Deferred investment credit and income taxes, net	41,433	26,161
Depreciation and amortization	28,836	17,534
Minority interest in AGC	1,134	1,488
Unrealized gains on commodity contracts, net	(90,753)	(38,074)
Changes in certain assets and liabilities:
Accounts receivable, net	(68,488)	(300,310)
Affiliated accounts receivable/payable, net	33,168	(38,270)
Materials and supplies	(13,790)	(2,231)
Deposits	16,565
Accounts payable	94,595	305,411
Taxes accrued	3,699	(8,189)
Purchased options		(2,312)
Taxes receivable	40,699
Prepaid taxes	2,508	(5,650)
Interest accrued	(3,206)	2,671
Payroll accrued	(32,165)	1,029
Customer deposits	(2,925)
Other, net	(11,056)	6,618
	102,036	7,696

Cash flows used in investing:
Acquisition of business and generating assets		(495,582)
Construction expenditures	(26,337)	(29,719)
	(26,337)	(525,301)

Cash flows provided by (used in) financing:
Notes payable to parent and affiliates	64,650	(28,550)
Retirement of long-term debt	(27,644)
Issuance of long-term debt		396,580
Short-term debt, net	(113,625)	154,145
Parent company contribution	450	800
Dividends paid to parent		(2,160)
	(76,169)	520,815

Net change in cash and temporary cash investments	(470)	3,210
Cash and temporary cash investments at January 1	20,909	420
Cash and temporary cash investments at March 31	$ 20,439	$ 3,630

Supplemental cash flow information
Cash paid during the period for:
Interest (net of amount capitalized)	$ 35,206	$ 14,518
Income taxes		4,606

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
5

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)
	Unaudited
	March 31,	December 31,
	2002	2001*

ASSETS
Current assets:
Cash and temporary cash investments	$ 20,439	$ 20,909
Accounts receivable:
Nonaffiliated	172,941	104,956
Affiliates, net	20,071	53,239
Allowance for uncollectible accounts	(1,897)	(2,400)
Materials and supplies - at average cost:
Operating and construction	55,105	52,757
Fuel	52,682	41,240
Deposits	250	16,815
Prepaid taxes	14,232	16,740
Taxes receivable	54,548	95,247
Commodity contracts	597,996	297,879
Other	8,397	4,770
	994,764	702,152

Property, plant, and equipment:
At historical cost, including $252,499 and $261,400 under construction	5,383,746	5,351,590
Accumulated depreciation	(1,993,572)	(1,958,613)
	3,390,174	3,392,977

Investments including intangibles:
Excess of costs over net assets acquired (Goodwill)	367,287	367,287
Other	250	7,105
	367,537	374,392

Deferred charges:
Commodity contracts	1,418,504	1,457,504
Other deferred charges	65,014	49,117
	1,483,518	1,506,621

Total assets	$6,235,993	$5,976,142
See accompanying notes to consolidated financial statements. * Certain amounts have been reclassified for comparative purposes.

6

ALLEGEHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001*

CAPITALIZATION AND LIABILITIES:
Current liabilities:
Long-term debt due within one year	$ 311,362	$ 219,108
Notes payable to parent and affiliates	452,500	387,850
Short-term debt	572,270	685,895
Accounts payable	278,703	184,108
Deferred income taxes	209,942	209,949
Taxes accrued:
Federal and state income	10,292	1,465
Other	18,992	24,120
Customer deposits	1,535	4,460
Interest accrued	19,849	23,055
Payroll accrued	566	32,730
Commodity contracts	818,597	515,183
Other	5,391	2,387
	2,699,999	2,290,310

Long-term debt	1,010,258	1,130,041

Minority interest	31,611	30,476

Deferred credits and other liabilities:
Commodity contracts	356,900	489,950
Unamortized investment credit	63,454	64,035
Deferred income taxes	451,986	412,707
Other	34,369	33,937
	906,709	1,000,629

Contingencies (See Note 8)

Members' equity	1,587,416	1,524,686

Total capitalization and liabilities	$6,235,993	$5,976,142
See accompanying notes to consolidated financial statements. * Certain amounts have been reclassified for comparative purposes.

7

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUDSIDIARIES
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited
	March 31,	March 31,
	2002	2001

Consolidated net income	$61,782	$10,673
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on cash flow hedges:
Cumulative effect of accounting change -
Gain on cash flow hedges		1,478
Unrealized gains (losses) on cash flow hedges
for the period	498	(1,619)
Net unrealized gains (losses) on cash flow hedges	498	(141)
Total other comprehensive income (loss)	498	(141)
Consolidated comprehensive income	$62,280	$10,532

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Interim Presentation

The Notes to Consolidated Financial Statements of Allegheny Energy Supply Company, LLC, and its subsidiaries (collectively, the Company) in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002; and the results of its operations, cash flows, and comprehensive income for three months ended March 31, 2002 and 2001. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Energy Trading Activities

The Company's energy marketing and trading activities include the marketing and trading of electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter contracts and exchange-traded contracts such as those traded on the New York Mercantile Exchange (NYMEX).

The Company records the contracts used in its energy marketing and trading activities at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in wholesale revenues. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options and swaps, management makes estimates using available market data and pricing models. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts. The commodity contracts include certain financial instruments, such as interest rate swaps, which are used to mitigate the effect of interest rate changes on the fair value of commodity contracts.

The Company has contracts that are unique due to their long-term nature and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, and estimates of market volatility for natural gas and electricity prices. These inputs depend heavily on judgments and assumptions by management. These inputs become more difficult to predict and the models become less precise the further into the future these estimates are made. There may be an adverse effect on the Company's financial position and results of operations if the judgments and assumptions underlying those models' inputs prove to be wrong or inaccurate.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The fair value of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with the Financial Accounting Standards Board's (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At March 31, 2002, the fair value of the energy trading commodity contract assets and liabilities was $2,016.5 million and $1,175.5 million, respectively. At December 31, 2001, the fair value of the energy trading commodity contract assets and liabilities was $1,755.4 million and $1,005.1 million, respectively. Net unrealized gains of $90.7 million and $38.1 million, before tax, were recorded to the consolidated statement of operations in wholesale revenues to reflect the change in fair value of the energy trading contracts for the first quarter of 2002 and 2001, respectively. As of March 31, 2002, the fair value of the Company's commodity contracts with a counterparty of $1,240.4 million was approximately 19.9 percent of the Company's total assets.

3. Derivative Instruments and Hedging Activities

On March 19, 2002, the Company entered into two treasury lock agreements to hedge its exposure to changing United States Treasury interest rates on the forecasted issuance of long-term, fixed-rate debt in April 2002. These treasury lock agreements were accounted for as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." At March 31, 2002, the total fair value of these contracts of $.8 million, before tax ($.5 million net of tax), was recorded as an unrealized gain in other comprehensive income. The amounts accumulated in other comprehensive income for these treasury lock agreements will be reclassified to earnings over the life of the 10-year debt starting in April 2002.

4. Other Comprehensive Income

The statement of other comprehensive income provides the components of comprehensive income for the first quarter of 2002 and 2001.

Other comprehensive income includes an unrealized gain, net of tax, on cash flow hedges of $.5 million during the first quarter of 2002. During the first quarter of 2002, the Company had no reclassifications from accumulated other comprehensive income to earnings related to cash flow hedges. See Note 3 for additional details relating to the Company's cash flow hedges.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

5. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company will complete step one of the impairment test during the second quarter of 2002. As of March 31, 2002, the Company had no intangible assets subject to the reporting provisions of SFAS No. 142.

Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, consolidated income before cumulative effect of accounting change and consolidated net income would have been as follows:
(Thousands of dollars)	Three months ended March 31, 2001
Consolidated income before cumulative effect of accounting change:
As reported	$41,820
Add: Goodwill amortization, net of taxes	618
Adjusted consolidated income before cumulative effect of accounting change	$42,438

Consolidated net income:
As reported	$10,673
Add: Goodwill amortization, net of taxes	618
Adjusted consolidated net income	$11,291

Allegheny Energy Supply Company, LLC,

and Subsidiaries

During the first quarter of 2002, there were no changes to the carrying amount of goodwill.

6. Capitalization

Members' Equity

During the first quarter of 2002, members' equity increased by $.5 million due to an equity contribution from Allegheny Energy, Inc. (Allegheny Energy), a parent of the Company.

Long-term Debt

In the first quarter of 2002, the Company made repayments of $24.1 million on unsecured notes and $3.5 million of the Company's pollution control bonds were redeemed per their original terms.

7. Related Party Transactions

The Company supplies electricity to its regulated utility affiliates, in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC), including electricity supplied to West Penn Power Company (West Penn), The Potomac Edison Company (Potomac Edison), and Monongahela Power Company (Monongahela Power) to meet their retail load requirements as the default provider during the transition period for deregulation plans approved in Pennsylvania, Maryland, and Ohio. The Company also provides electricity pursuant to a contract to cover the retail load of Potomac Edison in Virginia during a capped rate period that ends on July 1, 2007, unless the Virginia State Corporation Commission reduces this time period. The revenue from these sales is reported on the consolidated statement of operations in affiliated revenues and amounted to $286.9 million and $270.3 million for the first quarter of 2002 and 2001, respectively.

In November 2001, the Company entered into an agreement with Potomac Edison to purchase 180 MW of unit contingent capacity, energy, and ancillary services from January 1, 2002, through December 31, 2004. The cost of purchasing power under this contract for the first quarter of 2002 was $9.5 million.

Other than the officers and employees of Allegheny Energy Supply Lincoln Generating Facility, LLC, all of the Company's employees are employed by Allegheny Energy Service Corporation (AESC), a wholly owned subsidiary of Allegheny Energy, which performs services, including financial and tax accounting, human resources, cash management and treasury support, purchasing, legal, information technology support, regulatory support, insurance brokering, and office management, at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the first quarter of 2002 and 2001 were $42.2 million and $28.8 million, respectively.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The transfer of Potomac Edison's generating assets to the Company, on August 1, 2000, included Potomac Edison's West Virginia jurisdictional generating assets. The West Virginia jurisdictional generating assets have been leased back to Potomac Edison to serve its West Virginia jurisdictional retail customers. Affiliated revenue for the first quarter of 2002 and 2001 includes $21.0 million and $20.2 million, respectively, for this rental income. The original lease term was for one year. The Company and Potomac Edison have mutually agreed to continue the lease beyond August 1, 2001. The ultimate treatment of Potomac Edison's West Virginia jurisdictional generating assets will be resolved when the West Virginia legislature addresses the implementation of deregulation.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002, the Company received tax allocation payments from Allegheny Energy of $54.0 million. In the first quarter of 2001, the Company paid tax allocations to Allegheny Energy of $4.6 million.

8. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 31, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $192.3 million of capital costs during the 2002 through 2003 period to comply with these regulations.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. The Company and Monongahela Power either individually or together now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with the Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Allegheny Energy submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major modification of the facility, which would require compliance with NSR. If federal NSR were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the Clean Air Act Amendments of 1990 (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, including the new source performance standards, which requires existing generating facilities that make major modifications to comply with the same emission standards applicable to new generating facilities. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by the Company and Monongahela Power. Both Attorney Generals stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he might assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorney Generals of New York and Connecticut may have on them.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Pursuant to the Company's acquisition of Merrill Lynch Capital Services, Inc.'s (Merrill Lynch) energy marketing and trading business in March 2001, Merrill Lynch performs intermediation services for certain transactions between the Company and counterparties, including certain contracts with the Nevada Power Company (NPC). By order dated April 11, 2002, the FERC set for hearing a complaint filed by NPC against the Company seeking to modify the prices in three power sales contracts entered into between NPC and Merrill Lynch for power sales occurring during 2002. The order further directed the parties to attempt to settle the dispute through mediation. On May 13, 2002, the Company filed a request for rehearing of the April 11, order, asking the FERC to reconsider the Company's earlier request, which the FERC failed to address, to dismiss the complaint against the Company on the grounds that the Company was not a party to the contracts in question. The Company also asked the FERC to dismiss the complaint on the merits. The Company has entered into mediation/settlement discussions with NPC. As of March 31, 2002, the estimated fair value of the Company's contracts intermediated by Merrill Lynch with NPC was approximately $17.3 million.

While the Company believes that NPC's complaint against it is without merit, it cannot predict the outcome of the FERC proceeding.

Following certain decisions by the Nevada Public Utilities Commission in March 2002, including a decision to allow NPC to recover only a portion of its deferred energy costs, the credit ratings of NPC were reduced below investment grade by major credit rating agencies. On April 1, 2002, Merrill Lynch made a margin call on NPC as a result of the downgrade of its credit ratings. NPC did not respond to the margin call. As of the date of this report, NPC continues to meet its obligations for current energy deliveries under its contracts intermediated through Merrill Lynch.

On February 25, 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC regarding various contracts to which the California Department of Water Resources (CDWR) is a counterparty, including two contracts with the Company to sell power to the CDWR. The California PUC complaint requested that each of the contracts challenged in the complaint be abrogated, as containing both unreasonable pricing and unjust and unreasonable non-price terms and conditions, or, in the alternative, that the challenged contracts be reformed to provide for just and reasonable pricing, reduce their duration, and strike from the contracts the specific non-price contract terms and conditions found to be unjust and unreasonable. The CAEOB's complaint requested that the contracts be voidable at the state of California's option, abrogated, or reformed. On March 18, 2002, the Company filed its response to the California PUC and CAEOB complaints in which it requested that the complaints be expeditiously denied. On April 25, 2002, the FERC issued an order setting the complaints for hearing, but requiring the parties to attempt to settle their dispute through mediation. A settlement conference has been scheduled for May 16, 2002. While the Company believes the complaints are without merit, it cannot predict the outcome of this litigation.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

On March 19, 2002, the Attorney General of the State of California filed a complaint with the FERC alleging that various named and unnamed sellers of electric energy in California violated the Federal Power Act by failing to properly file with the FERC the terms of their short-term power sales to the California Independent System Operator, the California Power Exchange and the CDWR. The complaint asks the FERC, among other things, to require the sellers under these transactions to pay refunds with interest for their short-term power sales during 2000 and 2001. The complaint does not specifically name the Company, although the Company did make short-term power sales in California during 2001. At this time, it is not possible to determine what effect, if any, this action may have on the Company.

On April 23, 2002, a class action complaint was filed in the Superior Court of California seeking relief and an unspecified amount of restitution from various defendants, including the Company, under the California Unfair Business Practices Act related to the alleged manipulation of energy markets in California by power suppliers and to its contract with the Department of Water Resources. While the Company believes that the charges are without merit, it cannot predict the outcome of the litigation at this time.

On May 13, 2002, it was reported in the press that two additional complaints were filed in the Superior Court of California alleging that power suppliers, including the Company, took advantage of a manipulated market to overcharge for contracted electricity. As of the date of this report, the Company has not been served any documents related to the two additional complaints. At this time, it is not possible to predict the outcome of these proceedings.

On May 8, 2002 the FERC staff, pursuant to a fact-finding investigation of potential manipulation of electric and natural gas prices in the western markets, requested that all sellers of wholesale electricity and/or ancillary services to the California ISO and/or the California Power Exchange during 2000 and 2001 provide certain data and other information relating to such sales and to "representative trading strategies." The data request was issued to over 140 companies, including the Company. The Company did not engage in any such sales, and prepared a response to the FERC to such effect, further asking that the FERC remove it as a named party to the data request.

On December 2, 2001, various Enron Corporation entities, including, but not limited to, Enron North America Corporation and Enron Power Marketing, Inc., collectively Enron, filed voluntary petitions for Chapter 11 reorganization with the United States Bankruptcy Court for the Southern District of New York.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company and Enron have master trading agreements in place, which include an International Swaps and Dealers Association Agreement, a Master Power Purchase and Sale Agreement, and a Master Gas Purchase and Sale Agreement (Agreements). Within all of these Agreements, there is netting and set-off language. This language allows the Company and Enron to net and set-off all amounts owed to each other under the Agreements.

Pursuant to the Agreements, the voluntary petition for Chapter 11 reorganization by Enron constituted an event of default. The Company effected an early termination as of November 30, 2001, with respect to each of the Agreements, as permitted under the terms of the Agreements.

The Company believes it has appropriately exercised its contractual rights to terminate the Agreements and to net out transactions arising within each Agreement. Pursuant to the Bankruptcy Code, the Company believes it should be able to offset any termination values or payment amounts owed it against amounts it owes to Enron as a result of the netting. As of November 30, 2001, the fair value of all the Company's trades with Enron that were terminated was a net asset of approximately $27 million and the Company had a net payable to Enron of approximately $25 million. After applying the netting provisions of each Agreement, including any collateral posted by Enron with the Company, approximately $4.5 million was expensed as uncollectible in 2001.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Energy Trading Business Acquisition

The purchase agreement for the energy marketing and trading business of Merrill Lynch provides that Allegheny Energy shall use its best efforts to contribute to the Company the generating capacity from Monongahela Power's West Virginia jurisdictional generating assets by September 16, 2002. If, after using its best efforts to comply with this provision of the purchase agreement, Allegheny Energy is prohibited by law from contributing to the Company substantially all of the economic benefits associated with such assets, then Merrill Lynch shall have the right to require Allegheny Energy to repurchase all, but not less than all, of Merrill Lynch's equity interest in the Company for $115 million plus interest calculated from March 16, 2001.

The purchase agreement also provides that, if Allegheny Energy has not completed an initial public offering involving the Company within two years of March 16, 2001, Merrill Lynch has the right to sell its equity interest in the Company to Allegheny Energy for $115 million plus interest from March 16, 2001.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions, and amounted to $169.1 million of the $410.0 million available as of March 31, 2002.

Credit Facilities

The Company has 364-day credit facilities totaling $1.3 billion that require it to maintain an investment grade credit rating. The failure of the borrower to maintain an investment grade credit rating would have constituted an event of default as defined in the credit agreements. In the second quarter of 2002, the Company replaced these credit facilities.

Guarantees

The Company has guaranteed certain indebtedness and operating obligations of subsidiaries and unconsolidated entities. As of March 31, 2002, exposure under guarantees not related to obligations recorded on the Company's consolidated balance sheet was approximately $15 million.

9. Subsequent Event

In April 2002, the Company issued $650.0 million of 8.25 percent notes due April 15, 2012. The Company used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, including a bridge loan in the amount of $550.0 million that was entered into in connection with the acquisition of three generating facilities, and for general corporate purposes.

On May 3, 2002, the Company announced that it had closed on a new revolving credit facility totaling $965.0 million, consisting of a 364-day tranche and a three-year tranche. The revolving credit facility will be available for the issuance of letters of credit, to support the Company's commercial paper program, and for general corporate borrowing purposes.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002 WITH

FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Energy Supply Company, LLC's, Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

Certain statements within constitute forward-looking statements with respect to Allegheny Energy Supply Company, LLC, and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements toward competition in the states served by the Company; markets; products; services; prices; capacity purchase commitments; results of operations; capital expenditures; regulatory matters; liquidity and capital resources; the effect of litigation; and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, including the continuing effects of the September 11, 2001, terrorists' attacks; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of power and fuel for electric generation; changes in the underlying inputs and assumptions used to estimate the fair values of commodity contracts; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN 2002

Approvals Received for Generating Facility

In April 2002, the Company announced that it had received the approvals necessary to begin construction of a 630-megawatt (MW) natural gas, combined-cycle generating facility in St. Joseph County, Indiana. The generating facility is expected to be completed by mid-2004.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy, Inc. (Allegheny Energy), a parent of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. The ratification process is expected to take place by the end of the second quarter of 2002.

Accounting Standards

On January 1, 2002, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company will complete step one of the impairment test during the second quarter of 2002. As of March 31, 2002, the Company had no intangible assets subject to the reporting provisions of SFAS No. 142.

See Note 5 to the consolidated financial statements for additional information regarding SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 does not have a material effect on the Company.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

REVIEW OF OPERATIONS

EARNINGS SUMMARY
	Three Months Ended
	March 31,
	2002	2001
	(Millions of Dollars)
Consolidated income before income taxes, minority interest, and cumulative effect of accounting change	$99.7	$ 65.8
Federal and state income taxes	36.8	22.5
Minority interest	1.1	1.5
Consolidated income before cumulative effect of accounting change	61.8	41.8
Cumulative effect of accounting change, net		(31.1)
Consolidated net income	$61.8	$ 10.7

The increase in consolidated income before cumulative effect of accounting change of $20.0 million for the first quarter of 2002 was primarily due to increased net revenues reflecting the acquisition and transfer of generating assets and the acquisition of an energy trading business.

On May 3, 2001, the Company acquired three natural gas-fired generating facilities with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee (Midwest). On June 1, 2001, Monongahela Power Company (Monongahela Power), a regulated utility affiliate, transferred 352 MW of its Ohio and Federal Energy Regulatory Commission (FERC) jurisdictional generating assets to the Company. In December 2001, the Company also completed the construction of and placed into service two 44-MW simple-cycle natural gas combustion turbines.

On March 16, 2001, the Company acquired an energy marketing and trading business from Merrill Lynch Capital Services, Inc. (Merrill Lynch). This acquisition significantly increased the volume and scope of the Company's energy marketing and trading activities. The Company now trades electricity, natural gas, oil, coal, and other energy-related commodities.

The Company had certain option contracts that were derivatives as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which did not qualify for hedge accounting. In accordance with SFAS No. 133, the Company recorded a charge of $31.1 million against earnings, net of the related tax effect ($52.3 million, before tax) for these contracts as a change in accounting principle on January 1, 2001.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

OPERATING REVENUES

Total operating revenues for the first quarter of 2002 and 2001 were as follows:
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)
Operating revenues:
Retail	$ 19.0	$ 51.9
Wholesale	1,367.0	856.6
Affiliated	307.9	295.3
Total operating revenues	$1,693.9	$1,203.8

Retail The Company continues to be active in the retail markets as an alternative generation supplier in states where retail competition has been implemented. The reduction in retail revenues for the first quarter of 2002 of $32.9 million was primarily due to the Company's continued shift in focus away from retail customers toward wholesale markets and energy commodity trading.

Wholesale The increase in wholesale revenues for the first quarter of 2002 of $510.4 million was primarily due to the results of energy trading activities. The Company significantly increased the volume and scope of its energy marketing and trading activities as a result of its acquisition of an energy trading business from Merrill Lynch on March 16, 2001. The Company now trades electricity, natural gas, oil, coal, and other energy-related commodities. The Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in wholesale revenues. The realized revenues from energy trading activities, with the exception of certain financial instruments, including swaps and certain options, are recorded on a gross basis as individual discrete transactions as either revenues or expenses because the contracts require physical delivery of the underlying asset. Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options, and swaps, management makes estimates using available market data and pricing models. The Company has certain contracts that are unique, which extend to 2010 and beyond, and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, estimates of market volatility for natural gas and electricity prices, the correlation of natural gas and electricity prices, and other factors such as generating unit availability and location, as appropriate. These inputs require management judgments and assumptions.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company's models also adjust the fair value of commodity contracts to reflect uncertainty in prices, operational risks related to generating facilities, and risks related to the performance of counterparties. These inputs become more challenging, and the models become less precise the further into the future these estimates are made. Actual effects on the Company's financial position and results of operations may vary significantly from expected results, if the judgments and assumptions underlying those models' inputs prove to be wrong or the models prove to be unreliable.

The fair value of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities as stated above, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At March 31, 2002, the fair value of energy trading commodity contract assets and liabilities was $2,016.5 million and $1,175.5 million, respectively. At December 31, 2001, the fair value of energy trading commodity contract assets and liabilities was $1,755.4 million and $1,005.1 million, respectively.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding the Company's generating assets and power sales agreements for Allegheny Energy's regulated utility subsidiaries for their provider of last resort obligations, as of March 31, 2002, based on the underlying market price source and the contract delivery periods:
	Fair value of contracts at March 31, 2002
Classification of contracts by source of fair value	Delivery by March 31, 2003	Delivery from April 1, 2003, to March 31, 2005	Delivery from April 1, 2005, to March 31, 2007	Delivery from April 1, 2007, and beyond	Total fair value
	(Millions of Dollars)
Prices actively quoted	$(244.4)	$(19.2)	$ 2.0	$ 8.6	$ (253.0)
Prices provided by other external sources			(2.3)	4.0	1.7
Prices based on models	23.8	173.5	326.5	568.5	1,092.3
Total	$(220.6)	$154.3	$326.2	$581.1	$ 841.0

In the table above, each commodity contract is classified by the source of fair value, based on the entire contract being assigned to a single classification (even though a portion of a contract may be valued based on one of the other classifications) and the fair values are shown for the scheduled delivery or settlement dates. The Company determines prices actively quoted from various industry services, broker quotes, and the New York Mercantile Exchange (NYMEX). Electricity markets are generally liquid for approximately three years and natural gas markets are generally liquid for approximately five years. Afterward, some market prices can be observed, but market liquidity is less robust.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Approximately $1.1 billion of the Company's commodity contracts were classified as prices based on models (even though a portion of these contracts are valued based on observable market prices). The most significant variable to the Company's models used to value these contracts is the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about three years and some observable market prices are available for about five years. After five years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about five years, and some observable market prices are available for about 10 years. Beyond 10 years, natural gas prices are escalated, based on trends in prior years.

For deliveries from April 1, 2002, to March 31, 2003, the fair value of the Company's commodity contracts was a net liability of $220.6 million, primarily related to commodity contracts used to hedge the California Department of Water Resources (CDWR) agreement. As discussed below, the Company expects to incur realized losses related to the contract with the CDWR and related hedges through 2002.

Net unrealized gains of $90.7 million and $38.1 million in the first quarter of 2002 and 2001, respectively, were recorded to the consolidated statement of operations in wholesale revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of the Company's commodity contracts from December 31, 2001, to March 31, 2002:
(Millions of Dollars)	Amount
Net fair value of commodity contract assets and liabilities as of December 31, 2001	$750.3
Fair value of structured transactions when entered into during 2002	12.2
Changes in fair value attributable to changes in valuation techniques and assumptions	35.8
Other unrealized gains on commodity contracts, net	42.7
Net fair value of commodity contract assets and liabilities as of March 31, 2002	$841.0

Allegheny Energy Supply Company, LLC,

and Subsidiaries

As shown in the table above, the net fair value of the Company's commodity contracts increased by $90.7 million as a result of unrealized gains recorded during the first quarter of 2002, of which $117.7 million related to the Company's contracts in the Western Systems Coordinating Council (WSCC), including the fixed-price contract with the CDWR, the contract to call up to 1,000 MW of generating capacity in southern California, and the contract for 222 MW of generating capacity from a plant being constructed in Las Vegas, Nevada (LV Cogen). This increase in the fair value of the WSCC portfolio was the net result of rising prices, which increased the value of the contract to call up to 1,000 MW of generating capacity in southern California, plus certain changes in the valuation of the contracts with the CDWR, as discussed below.

On February 21, 2002, the California Public Utilities Commission (California PUC) approved a rate agreement with the CDWR in order for the CDWR to issue bonds to repay the state of California's general fund and other outstanding loans and pay its ongoing long-term purchased power costs. The agreement creates two streams of revenue for the CDWR by calling for the California PUC to impose bond charges and power charges on retail electric customers sufficient to pay the CDWR's debt service and operating expenses, including payment of its long-term power purchase agreements with the Company. To date, all payments to the Company by the CDWR for purchased power have been made on time and in full.

The California PUC rate agreement is a positive development relative to the prior assumptions used in assessing the long-term creditworthiness of the CDWR and the estimation of the fair value of the Company's contracts with the CDWR. As a result, the valuation adjustments used in estimating the fair value of these contracts have been reduced. The effect of this change resulted in a $35.8 million increase in the estimated fair value of the CDWR contracts before consideration of the other valuation factors.

During the first quarter of 2002, the Company's energy trading activities resulted in $3.8 million of net realized gains. These gains were primarily related to the sale of generation in excess of the power provided to Allegheny Energy's regulated utility subsidiaries to meet their provider of last resort load and realized gains resulting from natural gas trading activities. These realized gains were partially offset by realized losses from the Company's contract with the CDWR and the related hedges. Due to the existing hedges of the CDWR contract, the Company is currently paying for power at prices above the fixed-price contract to sell power to the CDWR. The Company expects to continue to incur realized losses related to the CDWR contract due to the hedges through 2002, but at a reduced level as the hedges mature. Starting with 2003, the Company expects to realize gains related to the CDWR contract for the remainder of the term of the contract.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

There has been and may continue to be significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect the Company's operating results. Similarly, volatility in interest rates will affect the Company's operating results. The effects may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity and natural gas.

The increase in wholesale revenues for the first quarter of 2002 also reflects increased transactions by the Company in the unregulated marketplace to sell electricity to wholesale customers and is due to having increased generation available for sale. On May 3, 2001, the Company completed the acquisition of three natural gas-fired generating facilities with a total generating capacity of 1,710 MW in the Midwest. On June 1, 2001, Monongahela Power transferred 352 MW of its Ohio and FERC jurisdictional generating assets to the Company. In December 2001, the Company also completed the construction of and placed into service two 44-MW simple-cycle natural gas combustion turbines. As a result, the Company had more generation available for sale into the deregulated marketplace in the first quarter of 2002.

Affiliated Affiliated revenues are revenues that the Company obtained from Allegheny Energy's regulated utility subsidiaries under power sales agreements and a generating asset lease. In Maryland, Ohio, Pennsylvania, and Virginia, the Company is obligated under power sales agreements to supply the regulated utility subsidiaries of Allegheny Energy -West Penn Power Company (West Penn), Monongahela Power, and The Potomac Edison Company (Potomac Edison) - with power. Under these agreements, the Company is obligated to provide these companies with the amount of electricity, up to their provider of last resort retail load, that they may demand. The Company expects to provide power pursuant to similar obligations to Potomac Edison and Monongahela Power in West Virginia if this state implements customer choice. These agreements have a fixed price as well as a market-based pricing component. The amount of electricity purchased under these agreements that is subject to the market-based pricing component escalates each year through Allegheny Energy's regulated utility subsidiaries' electric deregulation transition periods. During the first quarter of 2002 and 2001, the Company recorded revenue of $286.9 million and $270.3 million, respectively, under these agreements. The increase of $16.6 million for the first quarter of 2002 was primarily due to an increase in price resulting from the market-based pricing component of the agreements. This increase was partially offset by a reduction in the provider of last resort retail load served by Allegheny Energy's regulated utility subsidiaries as a result of milder winter weather versus the first quarter of 2001.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The transfer of Potomac Edison's generating assets to the Company on August 1, 2000, included Potomac Edison's generating assets located in West Virginia. The Company has leased back a portion of these generating assets to Potomac Edison to serve its West Virginia jurisdictional retail customers. Affiliated revenue for the first quarter of 2002 and 2001 includes $21.0 million and $20.2 million, respectively, for this rental income. The original lease term was for one year. The parties have mutually agreed to continue the lease beyond August 1, 2001.

COST OF REVENUES

Fuel Consumed for Electric Generation Fuel consumed for electric generation represents the cost of fuel consumed by the Company's generating stations and the results of energy commodity contracts used to manage the price risk associated with the purchase of natural gas for use in certain generating stations. Total fuel expenses increased by $12.9 million for the first quarter of 2002 primarily due to increased average fuel prices and increased kilowatt-hours (kWh's) generated. The increase in average fuel prices increased fuel expense by approximately 5.0% and the increase in kWh's generated increased fuel expense by approximately 6.1%.

Purchased Energy and Transmission The increase in purchased energy and transmission of $388.6 million for the first quarter of 2002 was primarily due to purchases made in support of various energy marketing and trading activities and physical energy supply commitments. The Company significantly increased the volume and scope of its energy marketing and trading activities as a result of its acquisition of an energy trading business from Merrill Lynch on March 16, 2001.

OTHER OPERATING EXPENSES

Operation Expense Operation expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The increase in operation expenses of $22.5 million for the first quarter of 2002 was primarily due to higher salaries and wages and employee benefits from the acquisition of the energy trading business on March 16, 2001, the acquisition of the Midwest generating assets on May 3, 2001, and the transfer of Monongahela Power's Ohio and FERC jurisdictional generating assets on June 1, 2001.

Depreciation and Amortization Depreciation and amortization expenses for the first quarter of 2002 increased by $11.3 million primarily due to depreciation expenses related to the generating facilities in the Midwest that were acquired on May 3, 2002, and the generating assets transferred from Monongahela Power on June 1, 2001.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Effective January 1, 2002, the Company adopted SFAS No. 142 and, accordingly, ceased the amortization of all goodwill. For the first quarter of 2001, the Company had goodwill amortization of $1.1 million, which related to its acquisition of the energy trading business acquired on March 16, 2001.

Taxes Other than Income Taxes Total taxes other than income taxes decreased $.5 million for the first quarter of 2002 primarily due to decreased gross receipts tax resulting from lower taxable revenues that was partially offset by increased Federal Insurance Contribution Act taxes resulting from a higher tax base due to the energy trading business acquisition.

Other Income and Expenses Other income and expenses decreased $3.1 million for the first quarter of 2002 due to a gain on the disposal of land in the first quarter of 2001 of $3.5 million.

Interest Charges The increase in interest charges of $20.5 million for the first quarter of 2002 resulted from increased average long-term and short-term debt outstanding. The increase in average long-term debt outstanding was primarily the result of the Company borrowing $380 million at 8.13 percent under a credit agreement in November 2001 and issuing $400 million of unsecured 7.80 percent notes in March 2001. In June 2001, the Company also assumed approximately $15.9 million of long-term debt as a result of the transfer to the Company of 352 MW of Monongahela Power's Ohio and FERC jurisdictional generating assets. The increase in average short-term debt outstanding was primarily the result of the Company's $550 million bridge loan that was entered into in the second quarter of 2001. The bridge loan was refinanced with a long-term source of financing in April 2002.

Federal and State Income Taxes Federal and state income taxes increased by $14.3 million for the first quarter of 2002 primarily due to increased pre-tax earnings.

Minority Interest Minority interest decreased by $.4 million for the first quarter of 2002. As of March 31, 2002, the minority interest primarily represents Monongahela Power's 22.97% minority interest in Allegheny Generating Company (AGC). In August 2000, Potomac Edison transferred to the Company all of its generating assets, except certain hydroelectric facilities located in Virginia, at net book value. The asset transfer included Potomac Edison's 28% ownership of AGC. As a result of the transfer, the Company's ownership increased from 45% as of July 31, 2000, to 73% as of August 1, 2000. Effective August 1, 2000, the Company's consolidated financial statements include the operations of AGC and the related minority interest. In connection with the transfer of 352 MW of Monongahela Power's generating assets, the Company received an additional 4.03% ownership of AGC, which increased its ownership percentage to its current level of 77.03%.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Cumulative Effect of Accounting Change The Company had certain option contracts that met the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, the Company recorded a charge of $31.1 million against earnings, net of the related tax effect ($52.3 million, before tax) for these contracts as a change in accounting principle on January 1, 2001.

Other Comprehensive Income Other comprehensive income includes an unrealized gain, net of tax, on cash flow hedges of $.5 million for the first quarter of 2002 and an unrealized loss, net of tax, of $.1 million during the first quarter of 2001.

Financial Condition and Requirements

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K/A for the year ended December 31, 2001, should be read with the following information.

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions, and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, the Company has used internally generated funds (net cash provided by operating activities less dividends), member contributions from Allegheny Energy, and external financings, such as debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and its capital structure objectives. The availability and cost of external financings depend upon the Company's financial condition and market conditions.

The Company's ability to meet its payment obligations under its indebtedness, fund capital expenditures, and maintain adequate direct and indirect credit support will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 18. The Company's future performance could affect its ability to maintain its investment grade credit rating.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

As of March 31, 2002, the Company had 364-day credit facilities totaling $1.3 billion, which required them to maintain an investment grade credit rating. The failure of the borrower to maintain an investment grade credit rating would have constituted an event of default as defined in the credit agreements.

In April 2002, the Company replaced those credit facilities with two new credit facilities and long-term debt. The two new credit facilities totaling $965.0 million do not require the Company to maintain any given credit rating. Also in April 2002, the Company issued $650 million of 8.25 percent notes due April 15, 2012, to replace the remaining credit facility. As a result, the Company no longer has any credit facilities that require it to maintain an investment grade credit rating.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn's and Potomac Edison's senior unsecured debt was changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, Potomac Edison, and West Penn. Fitch is currently reviewing the credit ratings of Monongahela Power.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes the Company, AGC, and Allegheny Energy's three regulated utility subsidiaries - Monongahela Power, Potomac Edison, and West Penn. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; the Company, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

The Company is required to provide collateral to certain energy trading counterparties. The amount of collateral required is affected by market price changes for electricity, natural gas, and other energy-related commodities and other factors. Such collateral might be in the form of letters of credit, cash deposits, or liquid securities. Any requirement to provide additional collateral in the future could have an adverse effect on the Company's liquidity. As of March 31, 2002, the Company had received $1.5 million of cash collateral from and provided $.3 million of cash collateral to counterparties involved in the Company's energy trading activities.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company also has credit facilities, or lines of credit, which provide for direct borrowings, a backstop to commercial paper programs, and the issuance of letters of credit to support general corporate purposes and energy trading activities. These facilities also require the maintenance of a certain fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. As of March 31, 2002, $15 million of the Company's and AGC's $705 million lines of credit with banks were drawn. Of the $690 million remaining lines of credit, $7.3 million was supporting commercial paper and $682.7 million was unused.

As of March 31, 2002, the Company had also executed letter of credit facilities to provide for additional capacity of $410.0 million. The Company regularly posts cash deposits or letters of credit with counterparties to collateralize a portion of its energy trading obligations. As of March 31, 2002, there was $169.1 million outstanding under the Company's letter of credit facilities.

In summary, the Company and Allegheny Energy had approximately $358.4 million of trade credit support commitments outstanding as of March 31, 2002, for energy trading activities, which included $169.1 million of letters of credit, $1.2 million of net cash deposits held, and $190.5 million of Allegheny Energy guarantees. As of December 31, 2001, the Company and Allegheny Energy had approximately $328.0 million of trade credit support commitments for energy trading activities, which included $207.7 million of outstanding letters of credit, $12.3 million of net cash deposits posted, and $108.0 million of Allegheny Energy guarantees.

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $102.0 million and $5.5 million for the first quarters of 2002 and 2001, respectively.

Cash flows from operations in the first quarter of 2002 increased by $94.3 million from the first quarter of 2001. During the first quarter of 2002, the Company received cash of $54.0 million relating to estimated tax overpayments and net operating loss carrybacks generated in 2001. During the first quarter of 2001, the Company made payments for income taxes of $4.6 million. Cash flows from operations in the first quarter of 2002 also increased due to a decrease in deposits less customer deposits of $13.6 million, a decrease in affiliated accounts receivable/payable, net of $71.4 million, and a decrease in accounts receivable, net less accounts payable of $21.0 million. The Company's cash flows from operations also include the results of its energy trading activities. For the first quarter of 2002, the energy trading activities resulted in approximately $3.8 million of cash inflows. See "Operating Revenues" starting on page 21 for additional details regarding the cash outflows for the energy trading activities.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Cash flows used in investing in the first quarter of 2002 decreased by $499.0 million from the first quarter of 2001. The first quarter of 2001 included the Company's payment of $495.6 million for the acquisition of the energy trading business. Construction expenditures during the first quarter of 2002 and 2001 were $26.3 million and $29.7 million, respectively.

Cash flows used in financing in the first quarter of 2002 increased by $597.0 million from the first quarter of 2001. This increase was due primarily to a $396.6 million decrease in net proceeds from the issuance of long-term debt and a $267.8 million decrease in short-term debt financing. In the first quarter of 2002, the Company made repayments on unsecured notes of $24.1 million and $3.5 million of the Company's pollution control bonds were redeemed per their original terms.

Financing

Members' Equity During the first quarter of 2002, members' equity increased by $.5 million due to an equity contribution from Allegheny Energy.

Long-term Debt The Company's long-term debt decreased by $27.5 million during the first quarter of 2002 to $1,321.6 million as of March 31, 2002. In the first quarter of 2002, the Company made repayments of $24.1 million on unsecured notes and $3.5 million of the Company's pollution control bonds were redeemed per their original terms.

In April 2002, the Company issued $650.0 million of 8.25 percent notes due April 15, 2012. The Company used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, which included a bridge loan in the amount of $550.0 million that was entered into in connection with the acquisition of the Midwest Assets, and for general corporate purposes.

Short-term Debt Short-term debt and notes payable to Allegheny Energy and affiliates decreased by $49.0 million during the first quarter of 2002 to $1,024.8 million. As of March 31, 2002, short-term debt and notes payable to Allegheny Energy and affiliates consisted of commercial paper borrowings of $7.3 million, lines of credit of $15.0 million, the $550 million bridge loan used to purchase the Midwest generating assets on May 3, 2001, and notes payable to Allegheny Energy and affiliates of $452.5 million.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $1.5 million for the nine months ended December 31, 2002, based on projected short-term borrowings.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Significant Continuing Issues

Electric Energy Competition

The electricity supply segment of the energy industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 led to market-based regulation of the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure a level playing field.

Activities at the Federal Level

On April 25, 2002, the United States Senate adopted legislation (S.517) that included electricity-restructuring provisions such as the significant revision of Public Utility Holding Company Act of 1935 (PUHCA) and merger and market power regulatory review. This legislation awaits conference action with the House of Representatives. During 2001, the primary House of Representatives committee of jurisdiction, Energy and Commerce, approved President Bush's national energy security proposal. The House of Representatives plans to join President Bush's proposal with S.517 in conference. Among the issues that must be resolved is the repeal of Section 210 (Mandatory Power Purchase Provisions) of Public Utility Regulatory Policies Act (PURPA). The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power.

Environmental Issues

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation, and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 31, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. In January 2002, the EPA

Allegheny Energy Supply Company, LLC,

and Subsidiaries

announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $192.3 million of capital costs during the 2002 through 2003 period to comply with these regulations. This amount does not include expenditures relating to the remaining generating assets that the Company hopes to have transferred from Monongahela Power.

Other Litigation

On April 23, 2002, a class action complaint was filed in the Superior Court of California seeking relief and an unspecified amount of restitution from various defendants, including the Company, under the California Unfair Business Practices Act related to the alleged manipulation of energy markets in California by power suppliers and to its contract with the Department of Water Resources. While the Company believes that the charges are without merit, it cannot predict the outcome of the litigation at this time.

On May 13, 2002, it was reported in the press that two additional complaints were filed in the Superior Court of California alleging that power suppliers, including the Company, took advantage of a manipulated market to overcharge for contracted electricity. As of the date of this report, the Company has not been served any documents related to the two additional complaints. At this time, it is not possible to predict the outcome of these proceedings.

On May 8, 2002 the FERC staff, pursuant to a fact-finding investigation of potential manipulation of electric and natural gas prices in the western markets, requested that all sellers of wholesale electricity and/or ancillary services to the California ISO and/or the California Power Exchange during 2000 and 2001 provide certain data and other information relating to such sales and to "representative trading strategies." The data request was issued to over 140 companies, including the Company. The Company did not engage in any such sales, and prepared a response to the FERC to such effect, further asking that the FERC remove it as a named party to the data request.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position. See Note 8 for additional information regarding environmental matters and litigation, including FERC proceedings in California.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity, natural gas, and other energy-related commodities. The interest rate risk exposure results from changes in interest rates related to interest rate swaps, commercial paper, and variable- and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by its Board of Directors and monitored by a Risk Management Committee chaired by its Chief Executive Officer and composed of senior management. An Allegheny Energy risk management group actively measures and monitors the risk exposures to ensure compliance with the policy and that it is periodically reviewed.

To manage the Company's financial exposure to commodity price fluctuations in its energy trading, fuel procurement, power marketing, natural gas supply, and risk management activities, the Company routinely enters into contracts, such as electricity and natural gas purchase and sale commitments, to hedge its risk exposure. However, the Company does not hedge the entire exposure of its operations from commodity price volatility for a variety of reasons. To the extent the Company does not successfully hedge against commodity price volatility, its results of operations and financial position may be affected either favorably or unfavorably by a shift in the future price curves.

Also, the Company's energy trading business enters into certain contracts for the sale of electricity produced by its Midwest generating assets and its other generating facilities in excess of the power provided to Allegheny Energy's regulated utility subsidiaries to meet their provider of last resort obligations. These contracts are recorded at their fair value and are an economic hedge for the generating facilities. For accounting purposes, the generating facilities are recorded at historical cost less depreciation. As a result, the Company's results of operations and financial position can be favorably or unfavorably affected by a change in future market prices used to value the contracts, since there is not an offsetting adjustment to the recorded cost of the generating facilities.

Of its commodity-driven risks, the Company is primarily exposed to risks associated with the wholesale marketing of electricity, including the generation, fuel procurement, power marketing, and trading of electricity. The Company's wholesale activities principally consist of marketing and trading over-the-counter forward contracts, swaps, and NYMEX futures contracts for the purchase and sale of electricity and natural gas. The majority of these contracts represent commitments to purchase or sell electricity and natural gas at fixed prices in the future. The Company's forward contracts generally require physical delivery of electricity and natural gas. The swap and NYMEX futures contracts generally require financial settlement.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company also uses option contracts to buy and sell electricity and natural gas at fixed prices in the future. These option contracts are generally entered into for energy trading and risk management purposes. The risk management activities focus on management of volume risks (supply), operational risks (facility outages), and market risks (energy prices). A significant portion of the Company's energy trading activities involves long-term structured transactions.

Credit Risk Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. Allegheny Energy's risk management group oversees credit risk. As of March 31, 2002, the Company has received $1.5 million of cash collateral from counterparties involved in its energy trading activities.

The Company is engaged in various energy trading activities in which counterparties primarily include electric and natural gas utilities, independent power producers, oil and natural gas exploration and production companies, energy marketers, and commercial and industrial customers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration of customers in the electric and natural gas utility and oil and natural gas exploration and production industries. These concentrations in customers may affect the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The following table provides the net fair value of commodity contract asset positions by counterparty credit quality for the Company as of March 31, 2002:
Credit Quality*	Amount
(Millions of dollars)
Investment grade	$ 633.6
Non-investment grade	31.5
No external ratings:
Government agencies	1,229.6
Other	121.8
Total	$2,016.5
* Where a parent company provided a guarantee for a counterparty, the Company used the parent company's credit rating.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The net fair value of $1.2 billion, or 19.9 percent of the Company's total assets, for "No external ratings - Government agencies" mainly relates to the Company's power sales agreement with the CDWR, the department within the state government of California that is responsible for buying electricity for that state. As of March 31, 2002, the CDWR had not received a credit rating from an external, independent credit rating agency. On February 21, 2002, the California PUC approved a rate agreement with the CDWR in order for the CDWR to issue bonds to repay the state of California's general fund and other outstanding loans. The agreement would create two streams of revenue for the CDWR by establishing bond charges and power charges on electricity customers. Revenues from power charges will be used to pay the CDWR's operating expenses, including payment of its long-term power purchase agreements. Certain, as yet unspecified, operating expenses of the CDWR will be payable from the bond charge. The rate agreement would require the CDWR to use its best efforts to renegotiate its long-term power agreements and does not limit the ability of the California PUC or the CDWR to engage in litigation regarding those contracts. If the Company's agreement were renegotiated or if the CDWR failed for any reason to meet its obligations under this agreement, the value of the agreement as an asset might need to be reduced on the Company's consolidated balance sheet, with a corresponding reduction in net income. As of March 31, 2002, the CDWR has met all of its obligations under this agreement.

On February 25, 2002, the California PUC and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC regarding various contracts to which the CDWR is a counterparty, including two contracts with the Company to sell power to the CDWR. The California PUC complaint requested that each of the contracts challenged in the complaint be abrogated, as containing both unreasonable pricing and unjust and unreasonable non-price terms and conditions, or, in the alternative, that the challenged contracts be reformed to provide for just and reasonable pricing, reduce their duration, and strike from the contracts the specific non-price contract terms and conditions found to be unjust and unreasonable. The CAEOB's complaint requested that the contracts be voidable at the state of California's option, abrogated, or reformed. On March 18, 2002, the Company filed its response to the California PUC and CAEOB complaints in which it requested that the complaints be expeditiously denied. On April 25, 2002, the FERC issued an order setting the complaints for hearing, but requiring the parties to attempt to settle their dispute through mediation. A settlement conference has been scheduled for May 16, 2002. While the Company believes the complaints are without merit, it cannot predict the outcome of this litigation.

On December 2, 2001, various Enron Corporation entities, including, but not limited to, Enron North America Corporation and Enron Power Marketing, Inc., collectively Enron, filed voluntary petitions for Chapter 11 reorganization with the United States Bankruptcy Court for the Southern District of New York.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company and Enron have master trading agreements in place, which include an International Swaps and Dealers Association Agreement, a Master Power Purchase and Sale Agreement, and a Master Gas Purchase and Sale Agreement (Agreements). Within all of these Agreements, there is netting and set-off language. This language allows the Company and Enron to net and set-off all amounts owed to each other under the Agreements.

Pursuant to the Agreements, the voluntary petition for Chapter 11 reorganization by Enron constituted an event of default. The Company effected an early termination as of November 30, 2001, with respect to each of the Agreements, as permitted under the terms of the Agreements.

The Company believes it has appropriately exercised its contractual rights to terminate the Agreements and to net out transactions arising within each Agreement. Pursuant to the Bankruptcy Code, the Company believes it should be able to offset any termination values or payment amounts owed it against amounts it owes to Enron as a result of the netting. As of November 30, 2001, the fair value of all the Company's trades with Enron that were terminated was a net asset of approximately $27 million and the Company had a net payable to Enron of approximately $25 million. After applying the netting provisions of each Agreement, including any collateral posted by Enron with the Company, approximately $4.5 million was expensed as uncollectible in 2001.

Market Risk Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions. Aggregate and counterparty market risk exposure and credit risk limits are monitored within the guidelines of the Corporate Energy Risk Policy. The Company evaluates commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

The Company uses various methods to measure its exposure to market risk, including a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risks tolerance, determine risk targets, and monitor positions. The Company calculates VaR using a variance/covariance technique that models option positions, using a linear approximation of their value based upon the options' delta equivalents. Due to inherent limitations of VaR, including the use of approximations to value options, subjectivity in the choice of liquidation period, and reliance on historical data to calibrate the model, the VaR calculation may not accurately reflect the Company's market risk exposure. As a result, the actual changes in the Company's market risk sensitive instruments could differ from the calculated VaR, and such changes could have a material effect on its financial results. In addition to VaR, the Company routinely performs stress and scenario analyses to measure extreme losses due to exceptional events. The VaR and stress test results are reviewed to determine the maximum allowable reduction in the fair value of the energy trading portfolios.

Allegheny Energy Supply Company, LLC,

and Subsidiaries

The Company's VaR calculation includes all contracts, whether financially or physically settled, associated with its wholesale marketing and trading of electricity, natural gas, and other commodities. The Company calculates the VaR, including its generating capacity and the power sales agreements for Allegheny Energy's regulated utility subsidiaries' provider of last resort retail load obligations. The VaR calculation does not include positions beyond three years because there is a limited, observable, liquid market. The VaR calculation also does not include commodity price exposure related to the procurement of fuel for its generation. The Company believes that this represents the most complete calculation of its value at risk.

The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95-percent confidence level. As of March 31, 2002, the Company's VaR was $4.3 million, including its generating capacity and power sales agreements with Allegheny Energy's regulated utility subsidiaries. This VaR is lower than the Company's VaR at December 31, 2001, of $14.4 million. The change in VaR for the first quarter of 2002 is primarily due to a reduction in price volatility. The Company also calculated VaR using the full term of all trading positions, but excluded its generating capacity and the provider of last resort retail load obligations of Allegheny Energy's regulated utility subsidiaries. This calculation includes positions beyond three years for which there is a limited, observable, liquid market. As a result, this calculation is based upon management's best estimates and modeling assumptions, which could materially differ from actual results. As of March 31, 2002, this calculation yielded a VaR of $10.1 million.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC

Part II - Other Information to Form 10-Q
for Quarter Ended March 31, 2002

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibit 12 Computation of ratio of earnings to fixed charges.
(b) No reports on Form 8-K were filed on behalf of the Company for the
Quarter ended March 31, 2002.

40

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC

/s/ T. J. Kloc .
T. J. Kloc, Controller
(Chief Accounting Officer)

May 15 2002